Form 10KSB
period 2001-12-31
LEW CORP
filed 2002-04-11
CIK 1138180

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB
(Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       December 31, 2001
                                     -----------------
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period: N/A

            Commission File Number          0-33341
                                            -------
                                LEW CORPORATION
                    --------------------------
        (Exact name of registrant as specified in charter)

           Nevada                                 87-0436159
------------------------------             -------------------------
State or other jurisdiction of             (I.R.S. Employer I.D. No.)
incorporation or organization

6875 Speedway Blvd. U-104, Las Vegas, Nevada                89115
----------------------------------------------------     ----------
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number, including area code (702) 644-1656
                                               ---------------
Securities registered pursuant to section 12(b) of the Act:

Title of each class       Name of each exchange on which registered
        None                                  N/A
------------------        -----------------------------------------

Securities registered pursuant to section 12(g) of the Act:
                              Common Stock
                             ---------------
                             (Title of class)

  Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [ ] No [X] (2) Yes [ ] No [X]

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.    [X]

  State issuer's revenues for its most recent fiscal year:  $470,251
                                                            --------
  State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

     Based on the average of the bid and asked prices of the common stock at March 29, 2002, of $1.575 per share, the market value of shares held by non-affiliates (8,299,123 shares) would be approximately $13,071,119.

  As of March 29, 2002, the Registrant had 10,220,498 shares of common stock issued and outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the part of the Form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933: NONE

                                    PART I
                       ITEM 1. DESCRIPTION OF BUSINESS

History and Organization
------------------------
LEW CORPORATION was incorporated in Nevada under the name of Columbia Capital Corporation on December 4, 1985. Columbia Capital Corporation changed its name to Service Holding Corporation on February 24, 1988. On April 1, 1999, Service Holding Corporation changed its name to ShuangYang (U.S.) Enterprises, Inc. ("ShuangYang"). Effective December 31, 2000, pursuant to the Agreement and Plan of Reorganization between ShuangYang and The Polymeric Corporation, a private corporation, ShuangYang effected a 5-for-1 reverse split of its common stock and issued post-split shares to the shareholders of The Polymeric Corporation in exchange for all the issued and outstanding shares of The Polymeric Corporation. As a result of the reorganization with ShuangYang, The Polymeric Corporation became a wholly owned subsidiary of ShuangYang and changed its name to Polymeric Industries, Inc. (hereinafter "Polymeric"). Thereafter, on February 6, 2001, ShuangYang changed its name to The Polymeric Corporation, and subsequently, on August 10, 2001, its name was changed to Lew Corporation (hereinafter "Lew").

General Description of Business
-------------------------------
Lew, through our subsidiary Polymeric and Polymeric's subsidiary Lew Composites, Inc. ("LewCom") is focused on research, development and manufacturing of composite products using our proprietary technology.

Composite manufacturing, once thought futuristic, is now a reality. Composite products have been accepted in most industries (typically high performance, high stress applications). We believe such composite products offer control and consistency superior to previous forms and processes currently being used for high-speed production. We anticipate that the classic trickle down effect of technology and its acceptance will allow us to enter into industries that currently have a level of acceptance with composite products that are being sold at the high end of the marketplace.

Unidirectional graphite has numerous applications due to its many favorable properties. Graphite has been used successfully for a decade in limited applications, including aerospace, motorsports and other high-tech industries. Processing difficulties prohibited its use in the manufacturing of products requiring three-dimensional design until the development of our proprietary three dimensional directional laminate process ("3D/DL"). Previous difficulties using graphite were twofold: (1) difficulty processing graphite because of its unidirectional properties, and (2) difficulty creating the high pressure necessary to create interlaminate structural integrity. Employing 3D/DL, a proprietary manufacturing method developed by Paul Lew, we overcame these obstacles and now we can manufacture complex three-dimensional shapes.

Bicycle Products
----------------
We have developed a high-tech proprietary unidirectional composite molding process. Previously, we have used our graphite processing technology in the bicycle industry exclusively and earned a reputation for building excellent products.

We currently offer a diverse line of bicycle rim and wheel systems, along with a hybrid aluminum/graphite crank. At the present time, the price of our rim sets range from $800 to $1,200 per set and our crank sets are approximately $500. Additionally, under development for the bicycle market are a frame tubing set and low friction hubs.

Racing Automobile Products
--------------------------
Recently, we have applied our 3D/DL process to several products outside of the bicycle industry. Our first venture into auto racing products, a composite air filter housing, resulted in a fourth place finish in the Indianapolis, Brick Yard 400 Winston Cup Automobile Race in August of 2000. We have supplied this critical engine component to the Hendrick Motorsports Team, whose drivers include Jeff Gordon and Jerry Nadeau. We have the potential to supply these and other products to teams competing in a broad range of racing events, including the Winston Cup, Bush Series, Craftsman Truck Series, Cart, IRL and Formula 1 series.

The highest profile application of our technology for auto racing is the recently introduced energy-absorbing front bumper. The bumper was inspired by Lowe Motorsport's president H.A. "Humpy" Wheeler. The bumper is a graphite composite device that fits behind the front fascia of Winston Cup cars and provides a crumble zone in a crash. The bumper works by spreading out the impact of a crash over a longer period of time than an unequipped car, thus slowing down deceleration and redirecting the energy.

We have completed computer simulation testing on the bumper at the University of Dayton and sled-testing has been performed at a Wayne State University in Detroit, Michigan. After all the testing was completed, we performed remote crash tests in Las Vegas and at Lowe's Motor Speedway, in Charlotte, North Carolina during August 2001. The test was conducted by crashing a remote-control Winston Cup stock car, fitted with the bumper and a "black box" recording device, into an outer wall of the race track at a 30 degree angle at about 40 mph.

Data collected from our testing has been forwarded to NASCAR for evaluation and meetings have been scheduled with NASCAR officials to discuss any additional testing NASCAR would like to see done and potentially how to employ use of the bumper in NASCAR racing. We do not know if or when NASCAR will respond. Although no sales of our bumpers have been made to date, we are continuing to look at other applications for our bumper both inside and outside of auto racing.

Wind Energy Products
--------------------
We believe that there is a worldwide trend toward renewable energy sources, especially wind generation. We are positioning ourselves to take advantage of that trend by preparing to meet the needs of all turbine manufacturers for the windmill blade portion of their generators by developing a lighter, stiffer, stronger, more durable windmill blade.

In recent years, a substantial amount of new wind energy generating capacity was installed worldwide. Multiple wind farms were installed in Texas, California, and the Pacific Northwest during 2001. According to our research, electricity from some of the new U.S. projects was contracted at
less than 3 cents per kWh   establishing wind energy as a power source that
could be more affordable than natural gas.

As the market for wind energy continues to grow both in the U.S and abroad, we believe we are poised to exploit not only the demand from new windmill farms, but from the existing ones as well. As the aging and deteriorating windmill blades of existing windmills require replacement, our blades would present an attractive alternative due to superior weight, rigidity, and longevity properties of the composite materials.

We recently learned that the U.S. Government in conjunction with the State of Nevada (as stated in State Senate Bill 372) requires the electric utilities to obtain 5% percent of their power from so-called renewable resources by 2003, which will increase to 15% percent by 2013. The Department of Energy in a Technical Memorandum dated October 25, 2001 stated that Global Renewable Energy Partners (GREP), formerly M & N Wind Power, an energy development company, had proposed to develop lands administered by the DOE, National Nuclear Security Administration-Nevada Operations Office, within the Nevada Test Site, Nye County, Nevada. Specifically, the proposal was to allow GREP to construct, operate and maintain a wind farm within a portion of the Nevada Test Site. The proposed facilities, if fully implemented, would consist of up to 545 wind turbines, with a blade diameter of 172 feet, and generate up to 600 megawatts of electricity annually.

We hired the University of Dayton Research Institute ("UDRI") of Dayton, Ohio, to use data provided by us in a computer simulation illustrating the benefits of manufacturing large-scale windmill blades using our materials and the 3D/DL process. UDRI has orally agreed to prepare the simulation and submit an invoice for services upon completion for an estimated cost of approximately $10,000.

Wind speed and blade pitch are typically the only variable analytical components currently used in calculating the projected efficiency of new windmill blade design. The computer simulated tests run by the Company and UDRI will not only take into account these two components, but also analyze optimal blade design accounting for blade shape, blade weight, and blade stiffness. This simulation will also analyze angular acceleration and energy loss due to blade flutter. These multiple analytical choices will result in the design of a more efficient system providing significant profitability over the current design. The simulation was prompted by an inquiry from a European company that is currently looking for a superior windmill blade to be used in its current wind energy application. Currently, we have no agreement or commitment from any person or entity to purchase our proposed windmill blades even if the simulation looks promising. However, we hope to be able to negotiate such an agreement.

Repeatability of fabrication in terms of blade weight and stiffness is critical to produce a balanced, free spinning, highly efficient system. LewCorp's 3D/DL Technology for processing unidirectional graphite is a cutting-edge method, unlike any method used today. Current state-of-the-art processes are based around pultruded or composite-wrapped foam-core blades. 3D/DL Technology can produce hollow, evenly balanced structures at less than 50% of the weight and improved stiffness.

3D/DL lightweight and dimensionally accurate blades are not affected by wet weather or humidity, nor are they affected by exposure to ultraviolet rays. 3D/DL blades can eliminate the need for balancing, thus reducing problematic bearing wear; also predictably can generate equal amounts of energy with shorter blades, possibly allowing equally efficient operation at lower wind speeds and/or at lower tower heights.

The benefits of 3D/DL designed windmill blades could result in lower site transportation costs, lower set-up and installation costs, lower maintenance costs, longer operational life-span, lower operational cost, and higher, more efficient energy out-put. Thus, the cost per kilowatt-hour of electricity may decrease and be closer to hydroelectric, coal, and gas generation plants, and nuclear power generation, without any greenhouse gases or radiation pollution.

Specialty/Engineered Products under Development
-----------------------------------------------
Our 3D/DL process has the potential to affect a wide range of products across many industries. Many products that we believe may eventually be manufactured with our process are currently being manufactured using carbon fiber, titanium, or aluminum materials. Studies show that graphite can be superior to these materials in terms of strength, weight, and durability. We do not have contracts or agreements to sell any of the specialty products currently under development but hope to negotiate such agreements upon successful completion of the development process. However, there is no guarantee that any of these products will ever be commercially successful. Products under development include:

  + Automated Rim Machine Assembly Line - We are currently developing a machine that will automate the 3D/DL process. The machine will be used to lower our cost of production for our current line of bicycle rims and will allow us to create a mass market product. The machine may also be sold for use by third-party rim manufacturers under a license arrangement. We estimate the projected completion cost of the assembly line to be between $500,000 and $1,500,000. Because we do not currently have the funds needed to complete the development, we are unable to project a completion date as completion will depend on the availability of funds.

  + Wheelchair Racing Products - We are working to develop a product line for high end wheelchair applications. Products may include lightweight hi-performance racing wheels and lightweight tubing for use in wheelchair frames.

  + Low Friction Wheel Hubs - We are developing what we believe to be a wheel hub system that will revolutionize hubs in many industries. Our hub is a combination of low friction bearings, bushings, cassette drive mechanism, and a unique use of materials. This combination of features will deliver what we believe to be an excellent hub which will improve the freewheeling capability of a variety of wheeled products.

  + Aircraft Components - We have sold a small number of a prototype engine component called an actuator ring made using our materials and the 3D/DL process to G.E. Aircraft Engines, a major jet engine manufacturer. This component will be undergoing extensive testing for potential future use. However, the testing process is lengthy and we have no assurance that the results will be favorable, or if favorable results will result in future purchase orders.

Supplies
--------
We obtain all of our composite supplies from a single supplier, Newport Adhesives and Composites, Inc., Irvine, California ("Newport"). Although we have no written supply agreement, we believe that Newport will be able to supply sufficient materials for any foreseeable needs we may have for such materials in the immediate future. However, there are numerous alternative suppliers of raw materials and any change of suppliers should not disrupt our supply or substantially increase the cost of supplies.

Major Customer
---------------
During the periods ended December 31, 2001 and 2000, Fisher Technical accounted for approximately 16.75% and 22.6% of our $470,251 and $98,096 in sales revenue, respectively.

Marketing
---------
We sell our bicycle products through independent bicycle shops throughout the United States. We have two full time employees who are responsible for the promotion and fulfillment of sales to the bicycle shops. Product information and technical specifications are available on our web site at www.lew-usa.com. Additionally, we send our sales team to several annual bicycling events to promote our products at large regional races.

For products other than our bicycle line, Lew intends to utilize independent sales representative arrangements for promotion. This strategy will include any products developed using our 3D/DL process for wind energy. No such sales representative agreements have yet been negotiated or signed.

Research and Development
------------------------
Since our inception through December 31, 2000, because most of our products had already been developed we did not expend any amounts towards research and development. During the fiscal year ended December 31, 2001, however, we have expended $482,409 for research and development of new products, and we anticipate spending an additional $200,000 on the development of new products in the next twelve months, provided that we are able to raise such funds. Currently, we anticipate seeking funds from existing shareholders and outside capital from new investors and/or industry partners. In March 2002, we initiated a private placement of our common stock, based on a minimum $500,000, maximum $2,500,000. The offering is a best-efforts offering and the placement agent is under no obligation to purchase any of the common stock in the offering. We have not received the minimum subscriptions for shares as of the date of this filing. We intend that any expense we incur for research and development of new products will eventually be substantially absorbed by the customers for such new products once brought to market.

Competition
-----------
No other companies manufacture products using our proprietary unidirectional graphite material or the proprietary processing technology. However, competitors exist in all products areas, although we believe such competitors' products suffer from lack of performance characteristics, durability and value when compared with our products.

In the performance and racing bicycle products marketplace, competitors such as Campagnolo, Shimano, Maculu and Merlin all offer lightweight components and frames, and high performance rims and wheels are available from Campagnolo, Shimano, Mavic and Ritchey, among others. All of the above competitors are larger than we are, with established market share and greater financial resources than we have. We have not begun to assess competitive conditions in other market areas, but expect that competitors in other areas will have advantages similar to our competition in the bicycle products market.

Intellectual Property Rights
----------------------------
We have made application for patents on the following technologies:

U.S. Patent and Trademark
Office Docket/
Application Number           Description of Application
-------------------------    -------------------------------------
09/548,068                   A Two Component Composite Bicycle Rim
09/642,598                   Bicycle Rim Wear Track Indicator
09/668,867                   Composite Rim
Patent Pending               Wheel Hub with Clutch
Patent Pending               Wheel Hub
Patent Pending               Stock Car Graphite Composite Bumper

Although a patent, when issued, has a statutory presumption of validity in the U.S., the issuance of a patent is not conclusive as to its validity, nor as to the enforcement scope of the claims contained therein. We have utilized intellectual property counsel in preparing and filing the patent applications and in that regard, we believe our technologies are not the intellectual property rights of others or are already in the public domain.

Government Regulation
---------------------
To the best of our knowledge, there are no government regulations that apply to our products or their manufacture other than the normal business licensing and registration.

Personnel
---------
We have 6 full time salaried employees as well as 12 full time hourly employees.

Facilities
----------
Our corporate office is located at 6875 Speedway Boulevard, Unit 104, Las Vegas, Nevada, which provides office space of approximately 500 square feet for the officers. Our manufacturing and machining operations are located in three units at, respectively, 6875 Speedway Boulevard, Units 104 and 106, and 6935 Speedway Boulevard, Building I, Las Vegas, Nevada. See ITEM 2, DESCRIPTION OF PROPERTY.

                      ITEM 2. DESCRIPTION OF PROPERTIES
Offices
-------
We lease Unit 106 at 6875 Speedway Boulevard, Las Vegas, Nevada, for the graphite composite manufacturing operations of LewCom. The unit is approximately 9,375 square feet including a small amount of office space. The term of the lease runs through December 31, 2006 with monthly base payments ($2,719) and CAM charges ($469) aggregating $40,695 for the fiscal year 2001. The lease contains an escalator provision for a minimum 3.5% increase in the base payment in each successive year of the lease.

We lease Unit 104 at 6875 Speedway Boulevard, Las Vegas, Nevada, for our rim assembly manufacturing line. The unit is approximately 14,185 square feet including a small amount of office space for our executive offices. The term of the lease runs through December 31, 2006 with monthly base payments ($3,830) and CAM charges ($709) aggregating approximately $62,772 for the fiscal year 2001. The lease contains an escalator provision for a minimum 3.5% increase, maximum 4.0% increase in the base payment in each successive year of the lease.

We lease space in Building I at 6935 Speedway Boulevard, Las Vegas, Nevada, for our machine shop operations. The unit is approximately 12,560 square feet including a small office. The term of the lease runs through August 31, 2004 with monthly base payments ($4,396) and CAM charges ($628) aggregating approximately $55,945 for the fiscal year 2001. The lease contains an escalator provision for a minimum 3.5% increase in the base payment in each successive year of the lease.

                            ITEM 3. LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings and no such action by or against us, to the best of our knowledge, has been threatened.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Our annual meeting of the shareholders was held on December 14, 2001, at the Reserve Hotel and Casino, Henderson, Nevada. Notice of the annual meeting, proxy statement, and proxy was sent to all of our shareholders on or about November 16, 2001. At the annual meeting 5,410,541 shares or 54.13% of our 9,995,608 shares then issued and outstanding shares were represented by proxy or in person at the special meeting. Our shareholders elected Richard A. Steinke, Paul Lew, Francis Dosal, William K. Watkins, Peter E. Fooshe, III, George H. Tissen and John Thetford as our directors to serve until the expiration of their respective terms and until their respective successors are elected and qualified. In addition, our shareholders ratified the appointment of HJ & Associates, LLC, as our independent public accountants. Our directors were elected and our the appointment of our auditors was ratified on the following tabulations provided by the Inspectors of Election: 5,410,541 shares voted for all nominees and for the appointment of our auditors, 0 shares voted against all nominees and the appointment of our auditors and 0 shares voted to withhold authority.

                                  PART II
     ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price of Our Common Stock and Dividends
------------------------------------------------------
Currently, our common stock is listed in the "pink sheets", under the symbol "LEWW". From June 29, 2001 to August 27, 2001, our Common Stock was quoted in the pink sheets under the symbol "PYMM". From April 1999 to April 2000 our Common Stock was quoted on the NASD's OTC Bulletin Board under the symbol "SYUS". Previously, our common stock was traded in the over the counter market under the symbol "SVHC". The table below sets forth the high and low bid quotations for the common stock as reported by a market maker on the NASD'S OTC Bulletin Board during the periods indicated. Such over the counter market quotations are based on inter-dealer bid prices, without markup, markdown or commission, and may not necessarily represent actual transactions.

                                                   Bid Quotation
                                                   -------------

Fiscal Year 2001                          High Bid              Low Bid
----------------                          --------              -------
Quarter ended 12/31/01                     $2.50                 $1.25
Quarter ended 9/30/01                      $6.00             $1.25
Quarter ended 6/30/01                       N/A                   N/A
Quarter ended 3/31/01                       N/A                   N/A

Fiscal Year 2000                          High Bid              Low Bid
----------------                          --------              -------
Quarter ended 12/31/00                      N/A                   N/A
Quarter ended 9/30/00                       N/A                   N/A
Quarter ended 6/30/00                       N/A                   N/A
Quarter ended 3/31/00                      $0.125                $0.125

Fiscal Year 1999                          High Bid              Low Bid
----------------                          --------              -------
Quarter ended 12/31/99                     $0.25                 $0.125
Quarter ended 9/30/99                      $2.00                 $0.125
Quarter ended 6/30/99                      $2.00                 $0.10
Quarter ended 3/31/99                      $1.00                 $0.10

At March 29, 2002, the closing price for our common stock was $1.95 per share and we had approximately 589 shareholders of record. We have not paid any cash dividends to date and do not anticipate paying dividends in the foreseeable future.

     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Regarding Forward-looking Statements
---------------------------------------------------------
This report may contain "forward-looking" statements. Examples of forward-looking statements include, but are not limited to: (a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of plans and objectives by our management or Board of Directors; (c) statements of future economic performance; (d) statements of assumptions underlying other statements and statements about us and our business relating to the future; and (e) any statements using the words "anticipate," "expect," "may," "project," "intend" or similar expressions.

Results of Operations for the year ended December 31, 2001 compared with the period from Inception (February 17, 2000) to December 31, 2000
------------------------------------------------------------------------------
Prior to the reorganization with Polymeric, Lew was essentially inactive, with no operations and minimal assets. As a result of the reorganization, Polymeric became the continuing entity for accounting purposes and Lew the surviving entity for legal purposes.

Revenues. We had revenues of $98,096 for period from inception on February 17, 2000 to December 31, 2000, and revenues of $470,251 for the year ended December 31, 2001. Our cost of sales for the period ended December 31, 2000 was $81,997, or approximately 84% of sales, for a gross margin of $16,099. Cost of sales for the year ended December 31, 2001 was $454,240 or approximately 97% of sales, for a gross margin of $16,011. Although our revenues have increased in 2001 over 2000, our cost of sales as a percent of revenues has increased due to our implementation of a broader range of products with higher initial production. We expect our revenues to continue to increase, but our cost of sales as a percentage of sales to decrease over the next twelve months as we exceed our breakeven point on all product lines.

Operating Expenses. For the period from inception to December 31, 2000, we had total operating expenses of $859,340, consisting of selling, general and administrative expenses of $680,320; depreciation and amortization of $32,625; and salaries and wages of $146,395. For the year ended December 31, 2001, we had total operating expenses of $3,038,114, consisting of selling, general and administrative expenses of $1,078,896; impairment of assets of $608,369; salaries and wages of $580,526; research and development of $482,409; and depreciation and amortization of $287,914.

The increase in expenses for 2001 over the prior period is substantially attributed to the additional expenses associated with research and development for new products, options granted at below market, additional depreciation and amortization of equipment and goodwill, and the impairment of certain assets relating to our automated rim machine assembly line. Because we estimate the projected completion cost of the assembly line to be between $500,000 and $1,500,000 and we do not have sufficient working capital at this time to complete the equipment, there is substantial doubt as to our ability to bring the assembly line into production status. We do not expect to take any additional asset impairment expenses in the next twelve months.

We do anticipate spending approximately $200,000 on the development of new products in the next twelve months. We do not believe that we will be able to finance research and development expenses through cash flows, therefore, our ability to make such expenditures for research and development is contingent on our ability to raise additional working capital.

Other Income and Expense. Our other income for the period from inception to December 31, 2000 was $407, consisting of interest expense of $9,594, offset by interest and other income totaling $10,001. For the period ended December 31, 2001, our other expenses were $125,833, consisting of a loss on the sale of certain specialty equipment of $66,173 and interest expense of $59,978, which was offset by interest income of $318.

From inception to December 31, 2000, we had a net loss of $842,834, with a net loss per share of $0.21, based on the weighted average number of shares outstanding of 4,014,612. For the period ended December 31, 2001, we had a net loss of $3,147,936, with a net loss per share of $0.36, based on the weighted average number of shares outstanding of 8,661,344.

Liquidity and Capital Resources
-------------------------------
At December 31, 2001, we had current assets of $366,251, consisting of $50,949 in cash and cash equivalents, $48,988 in accounts receivable, and $266,314 in inventory. We had current liabilities of $493,893, consisting of accounts payable (including related parties) of $164,001, accrued expenses of $74,255, accrued interest of $4,343, the current portion of notes payable of $86,427, the current portion of capital lease obligations of $105,367, and stock subscription deposits of $59,500, for a working capital deficit of $127,642.

At December 31, 2001, we had property and equipment, net of accumulated depreciation, of $1,073,606. In addition, we had other assets of $834,368, consisting of goodwill, net of amortization, of $781,208, patents, net of amortization, of $51,385, and other assets of $1,775. (See NOTE 1(j) and NOTE 1(k) to the FINANCIAL STATEMENTS).

For our years ended December 31, 2001 and 2000, we used $1,764,774 and $427,779 of cash in our operations, respectively. Cash used in operating activities during 2001 resulted primarily from net losses offset by non-cash charges and changes in current assets and liabilities. The net increase of $1,336,995 in cash used in operations in 2001 compared to 2000 is substantially due to the loss on impairment of asset of $608,369, additional expense on options granted below market of $250,000, increases in depreciation and amortization and loss associated with the sale of certain assets.

For our year ended December 31, 2001 we used $490,429 of cash in our investing activities, which was distributed among equipment purchases of $386,409, the purchase of the controlling interest in Shuangyang of $100,000, patent costs of $24,020, and cash paid for investment of $15,000, offset by cash received on sale of equipment of $35,000.

Net cash provided by financing activities for the year ended December 31, 2001 was $2,131,591, derived entirely from the sale of our common stock or the issuance of promissory notes, offset from payments made on notes and leases payable.

Since our inception we have funded our operations primarily through sales of our common stock, and to a more limited extent, the issuance of promissory notes. Because we have incurred significant losses since inception through December 31, 2001, which has resulted in an accumulated deficit of $3,990,770, our financial statements at December 31, 2001 include a going concern qualification which raises substantial doubt about our ability to continue.
We anticipate that our general and administrative expenses will continue to outpace our revenues in the near future and we estimates that we will be needing additional working capital of approximately $2,000,000 to meet our projected needs for the next 12 months. It is our intention to continue to raise working capital through sales of securities. In March 2002, we initiated a private placement of our common stock, based on a minimum $500,000, maximum $2,500,000. The offering is a best-efforts offering and the placement agent is under no obligation to purchase any of the common stock in the offering. We have not received the minimum subscriptions for shares as of the date of this filing and no assurances can be given that we will be able to raise sufficient working capital.

Impact of Inflation
-------------------
We do not anticipate that inflation will have a material impact on our current or proposed operations.

Seasonality
-----------
Lew has not experienced significant variations in sales of products attributable to seasonal factors.

                        ITEM 7.  FINANCIAL STATEMENTS

Our financial statements are set forth immediately following the signature page to this form 10-KSB.

          ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                        ACCOUNTING AND FINANCIAL DISCLOSURE

We have not changed nor had any disagreements with our independent certified accountants.

                                  PART III
     ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The names and ages of our executive officers and directors and the positions held by each of them are set forth below:

  Name                  Age   Position                    Dates Served
  ----                  ---   --------                    ------------
William K. Watkins       78   C.E.O. and Director         7/2001 to present
Richard A. Steinke       59   Chairman of the Board       1/2001 to present
Paul Lew                 38   Director, President of
                               LewCom                     1/2001 to present*
Peter E. Fooshe III      45   Director                    1/2001 to present
Frank Dosal              63   Director                    1/2001 to present
Nicholas D. Conners      50   Director                    1/2001 to 12/2001
George Tissen            69   Director                    7/2001 to present
John Thetford            38   Director                    12/2001 to present
Kenneth J. Kirkpatrick   35   C.F.O., Secretary and
                               Treasurer                  6/2001 to present*

* Kenneth J. Kirkpatrick resigned as an officer and director effective in March 2002. Paul Lew was terminated as President of LewCom by our board of directors effective in March 2002.

All our directors will hold office until the next annual meeting of shareholders and until their successors have been elected and qualified.

Biographical Information
------------------------
Set forth below is certain biographical information with respect to each of our current officers and directors.

William K. Watkins was appointed as C.E.O. and as a director in July 2001. Mr. Watkins currently serves as a director of Amerityre Corporation, Boulder City, Nevada. Since September 1980, Mr. Watkins has been involved in researching, investing and developing various business ventures throughout the United States. From November 1954 through December 1961, Mr. Watkins was vice president and general manager of Market Motors Ford, Inc., Akron, Ohio. From January 1962 through August 1967, Mr. Watkins was president and CEO of multiple car dealerships including Costa Mesa Chrysler Plymouth, Inc., Costa Mesa, California. From February 1968 to August 1980, Mr. Watkins was president and CEO of Bill Watkins Ford, Scottsdale, Arizona.

Richard A. Steinke is one of our co-founders and serves as our Chairman of the board of directors. Richard founded Amerityre Corporation ("Amerityre"), Boulder City, Nevada [OTCBB: AMTY] in 1995 and currently serves as its Chairman and Chief Executive Officer. Amerityre manufactures urethane "Flat-free" tires. Richard received a B. A. in Political Science and Economics from the University of Arizona, Tucson, Arizona, in 1967. In addition, Richard has been an inventor and co-inventor of several patents in the urethane polymer field and the environmental air pollution field.

Paul Lew is one of our co-founders and has over 12 years of experience in the composite industry having served as chief engineer for Sun Metal Products, Inc., one of the world's largest metal rim and wheel manufacturers from January 1995 to April 1996. Paul holds a Bachelor's of Architecture [1989]and a Bachelor's of Science in Environmental Design [1988]from Ball State University, Muncie, Indiana. In addition, Paul received a Bachelor's of Science in Mechanical Engineering from the U.S. Naval Academy, Annapolis, Maryland [1986].

Peter E. Fooshe III serves as one of our directors while remaining an active investor in multi-family housing and commercial real estate projects. Peter has been active as a principal, developer and broker in the real estate industry throughout the United States for over 20 year years and is the principal of P.E. Fooshe Co., St. Paul, Minnesota. Peter received a B.A. in Business Administration/Finance from the University of St. Thomas [1978], St. Paul, Minnesota.

Francis E. Dosal currently serves as one of our directors. In recent years, he has managed his own business affairs and provided private debt and equity funding to emerging companies. Francis has served on several private boards and currently is the Chairman of the Board of Minnesota Landmarks, a non-profit organization, St. Paul, Minnesota. Frank received his B.A. in Business Administration from the University of Florida [1959] and received his Masters of Science Degree from Florida State University [1973].

George H. Tissen was appointed to the board of directors in July 2001. George has been retired since 1982 but remains an owner and partner in New Vernon Coach & Motor Works, an automobile and truck repair center in New Vernon, New Jersey. George's interests center around classic cars and music. He has served as President of the Classic Car Club of America and also as a bandleader for musical groups. Prior to retirement, George was the founder and president of GTR Products, Inc., a sales and marketing company producing a proprietary line of children's musical keyboard instruments and learning method. George's early career includes stints in a machine shop, as a journeyman electrician and plant engineering construction analyst, a field application engineer and salesman, and an assistant vice president for a plastic injection molding and brass stamping company. George earned a bachelors degree from Rutgers University.

John Thetford was elected to the board of directors in December 2001. Mr. Thetford, a member of American Bar Association, has been practicing law with Stipe Law Firm in Tulsa, Oklahoma from 1993 to present. From 1988 to 1993, Mr. Thetford was with Riggs, Abney, Neal, Turpen, Orbison & Lewis. Mr. Thetford holds a JD degree from Oklahoma City University.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------
Our common stock was not registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), until January 15, 2002, therefore, none of our directors, officers, and beneficial owners of more than 10% of our common stock were required to file on a timely basis certain reports under Section 16 of the Exchange Act as to their beneficial ownership during our fiscal year ended December 31, 2001. The following table sets forth, to the best of our knowledge, the name and position of each person who failed to file on a timely basis any reports required pursuant to Section 16 of the Exchange Act, as of December 21, 2001.

                                                     Report to
Name of Person           Position                    be Filed
--------------           --------                    ------------
None                       N/A                          N/A

                     ITEM 10.  EXECUTIVE COMPENSATION

     The following tables set forth certain summary information concerning the compensation paid or accrued for our chief executive officer and any other executive officer that has received compensation in excess of $100,000 during the period from February 17, 2000 (inception) to December 31, 2000 and the fiscal year ended December 31, 2001 (our most recent fiscal year end):

                          SUMMARY COMPENSATION TABLE

                                                         Long Term Compensation
                                                        ----------------------
                     Annual Compensation                 Awards        Payouts
                                             Other      Restricted
Name and                                     Annual      Stock      Options  LTIP     All other
Principal Position Year  Salary    Bonus($) Compensation Awards    /SARs    Payout  Compensation
------------------ ----  ------    -------- ------------ -------   -------  ------  ------------
Richard A. Steinke 2001   $      - $      - $          - $ 80,000 $      - $     - $        -
C.E.O. & Pres.     2000   $ 70,000 $      - $          - $      - $      - $     - $        -
[2/00 thru 6/01]
William K. Watkins 2001   $  5,000 $      - $          - $ 75,000 $      - $     - $  125,000 (1)
C.E.O. & Pres.
[6/01 thru 12/01]
Paul Lew, Pres.    2001   $108,000 $      - $          - $      - $      - $     - $        -
Lew Com [4/01 thru
12/01]

(1) The amount shown represents the intrinsic value of stock options granted during period.


Other than those executive officers name above, we have no other executive officers who received compensation in excess of $100,000 during the periods indicated.

Options/SAR Grants
------------------
The following tables contain information regarding the Options granted to our named executive officers as of December 31, 2001:

  OPTION/SAR GRANTS DURING PERIOD FROM JANUARY 1, 2001 TO DECEMBER 31, 2001

                                       Individual Grants
                     -----------------------------------------------------
                     Number of     % of Total
                     Securities    Options/SARs
                     Underlying    Granted to      Exercise or
                     Options/SARs  Employees       Base Price   Expiration
Name                 Granted       in Fiscal Year  ($/Share)    Date
-------------------  ------------  --------------  -----------  ----------
       (a)               (b)             (c)            (d)         (e)
Richard A. Steinke     250,000 sh       22.2           1.00        6/22/04
William K. Watkins     250,000 sh       22.2           0.50        3/01/04


              Aggregate Option/SAR Exercises During Period From
        January 1, 2001 to December 31, 2001 and FY-End Option/SAR Values

                                                   Number of
                                                   Securities    Value of
                                                   Underlying    Unexercised
                                                   Unexercised   In-the-Money
                                                   Options/SARs  Options/SARs
                     Shares                        at FY-End(#)  at FY-End($)
                     Acquired       Value          Exercisable/  Exercisable/
Name                 on Exercise(#) Realized($)    Unexercisable Unexerciable
-------------------  -------------  -------------  ------------  ------------
Richard A. Steinke               -              -  250,000/0        562,500/0
William K. Watkins               -              -  250,000/0        562,500/0

Pension Table
-------------
Not Applicable.

Other Compensation
------------------
None.

Compensation of Directors
-------------------------
None.

Employment Arrangment and/or Agreements
---------------------------------------
In June 2001, Mr. Steinke was awarded 80,000 shares of our restricted common stock as compensation for employment services provided to us through June 30, 2001. The share issuance was recorded at $1.00 for a total value of $80,000. In June 2001, Mr. Watkins was issued 150,000 shares of our restricted common stock as prepaid compensation for employment from July 2001 through June 2002. The share issuance was recorded at $1.00 per share on the date of issued and resulted in prepaid compensation of $150,000, of which $75,000 has been expensed through December 31, 2001.

During our fiscal year ended December 31, 2001, we had two written employment contracts in place, one with Paul Lew, a director, who served as president of our subsidiary LewCom, and one with Kenneth Kirkpatrick, who served as our Secretary/Treasurer and Chief Financial Officer.

Paul Lew's employment agreement with LewCom, was for a term beginning April 1, 2001 and expiring March 31, 2004, at a salary of $10,000 per month. His compensation could be adjusted at the discretion of our board. Effective March 28, 2002, the board notified Mr. Lew that his employment has been terminated for cause. Mr. Lew's employment agreement contains a substantial severance penalty if we elect to terminate it prior to the end of the term for reasons other than for a breach of fiduciary duty, an act of moral turpitude, or a substantial neglect or abandonment of duties.

In June 2001, we entered into an employment agreement with Kenneth J. Kirkpatrick to serve as our chief financial officer and secretary/treasurer for a three year term expiring June 30, 2004, at a salary of $7,500 per month, plus 150,000 options for the purchase of our common stock at prices ranging from $1.00 to $3.00 per share. One third (50,000) of the options vested on the signing of the agreement, with an additional third vesting on each on June 30, 2002 and June 30, 2003. This compensation was also subject to adjustment at the discretion of the board of directors. Either party may terminate this employment agreement with 30-days notice to the other party. Effective March 1, 2002, Mr. Kirkpatrick gave us his 30-days notice of resignation as an employee and officer.

Termination of Employment and Change of Control Arrangement
------------------------------------------------------------------------
Unless otherwise disclosed above, as of December 31, 2001, the end of our most recent fiscal year, there are no compensatory plans or arrangements, including payments to be received from us, with respect to any person named in summary compensation table set forth above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with us or any change in our control, or a change in the person's responsibilities following a change in our control.

2001 Stock Option and Award Plan
--------------------------------
On April 17, 2001, our board of directors approved the proposed terms of the 2001 Stock Option and Award Plan (the "Award Plan"). In order for certain of the Award Plan's provisions to be effective, it must be approved by a majority of our stockholders within one year of its adoption by our board of directors.

The following summary of the Award Plan is qualified in its entirety by the specific provisions of the Award Plan. As of December 31, 2001, a total of 625,000 options have been granted under the Award Plan.

Award Plan Summary
------------------
Our board of directors believes that it is important that employees and other individuals who contribute to our success have a stake in the enterprise as shareholders. Consistent with this belief, the award of stock options has been and will continue to be an important element of our compensation program.

The Award Plan is intended to (a) attract competent directors, executive personnel, and other employees, (b) the retention of the services of existing directors, executive personnel, and employees, and (c) provide incentives to all of such personnel to devote the utmost effort and skill to the advancement and betterment of the appropriate corporation by permitting them to participate in ownership and thereby permitting them to share in increases in the value which they help produce.

The Award Plan is to be administered either by our board of directors or by a committee (the "Committee") to be appointed from time to time by such Board of Directors. Awards granted under the Award Plan may be incentive stock options ("ISOs") as defined in the Internal Revenue Code of 1986, as amended (the "Code"), appreciation rights, options which do not qualify as ISOs, or stock bonus awards which are awarded to employees, including officers and directors, who, in the opinion of the board or the Committee, have contributed, or are expected to contribute, materially to the success of the Company. In addition, at the discretion of the Board of Directors or the Committee, options or bonus stock may be granted to individuals who are not employees but contribute to the success of the Company.

The exercise price of options granted under the Award Plan will be based on the fair market value of the underlying Common Stock at the time of grant and, in the case of ISOs may not be less than 100% of the fair market value of such capital stock on the date the option is granted (110% of the fair market value in the case of 10% stockholders). Options granted under the Award Plan shall expire no later than ten years after the date of grant (five years in the case of ISOs granted to 10% stockholders). The option price may be paid by cash or, at the discretion of the Board of Directors or Committee, by delivery of a promissory note or shares of Common Stock of the Company already owned by the optionee (valued at their fair market value at the date of exercise), or a combination thereof.

All of our employees, officers, and directors are eligible to participate under the Award Plan. A maximum of 1,000,000 shares are available for grant under the Award Plan. The identification of individuals entitled to receive awards, the terms of the awards, and the number of shares subject to individual awards, are determined by the Board of Directors or the Committee, in their sole discretion: provided, however, that in no event may the aggregate fair market value of shares for which an ISO is first exercisable in any calendar year by any eligible employee exceed $100,000.

The aggregate number of shares with respect to which options or stock awards may be granted under the Award Plan, the number of shares covered by each outstanding option, and the purchase price per share, shall be adjusted for any increase or decrease in the number of issued shares resulting from a recapitalization, reorganization, merger, consolidation, exchange of shares, stock dividend, stock split, reverse stock split, or other subdivision or consolidation of shares.

The Board of Directors or the Committee may from time to time alter, amend, suspend, or discontinue the Award Plan with respect to any shares as to which options or stock awards have not been granted. However, no such alteration or amendment (unless approved by the stockholders) shall (a) increase (except adjustment for an event of dilution) the maximum number of shares for which options or stock awards may be granted under the Award Plan either in the aggregate or to any eligible employee; (b) reduce (except adjustment for an event of dilution) the minimum option prices which may be established under the Award Plan; (c) extend the period or periods during which options may be granted or exercised; (d) materially modify the requirements as to eligibility for participation in the Award Plan; (e) change the provisions relating to events of dilution; or (f) materially increase the benefits accruing to the eligible participants under the Award Plan.

Certain Tax Matters
-------------------
For tax purposes, a participant to whom a non-qualified option is granted will not realize income at the time of the grant if the exercise price is equal to the then current market price. Upon exercise of the option, the excess of the fair market value of the stock on the date of exercise over the exercise price will be taxable to the optionee as ordinary income. The tax basis to the optionee for the stock acquired is the exercise price plus the amount recognized as income. The Company will be entitled to a deduction equal to the amount of the ordinary income realized by the optionee in the taxable year which includes the end of the optionee's taxable year in which he realizes the ordinary income. When shares acquired pursuant to the exercise of the option are disposed of, the holder will realize additional capital gain or loss equal to the difference between the sales proceeds and his or her tax basis in the stock.

If a participant to whom an option is granted exercises such option by payment of the exercise price in whole or in part with previously owned shares, the optionee will not realize income with respect to the number of shares received on exercise which equals the number of shares delivered by the optionee. The optionee's basis for the delivered shares will carry over to the option shares received. With regard to the number of non-qualified option shares received which exceeds the number of shares delivered, the optionee will realize ordinary income at the time of exercise; the optionee's tax basis in these additional option shares will equal the amount of ordinary income realized plus the amount of any cash paid.

Recipients of ISOs will not be required to recognize income at the time of the grant of the options or at the time of exercise of the options as long as the stock received on exercise is held for at least two years from the date of the grant of the ISOs or one year from the date of exercise (although the difference between the fair market value of the stock and the exercise price paid at the time of exercise must be taken into account for alternative minimum tax purposes). If the stock received upon exercise of an ISO is disposed of prior to the expiration of either of such time periods, the optionee will be required to recognize as ordinary income the amount by which the fair market value of the stock received at the time of exercise exceeds the exercise price of the ISOs.

Under the Award Plan, stock appreciation rights ("SARs") can be granted at the time an option is granted with respect to all or a portion of the shares subject to the related option. SARs can only be exercised to the extent the related option is exercisable and cannot be exercised for the six-month period following the date of grant, except in the event of death or disability of the optionee. The exercise of any portion of either the related option or the tandem SARs will cause a corresponding reduction in the number of shares remaining subject to the option or the tandem SARs thus maintaining a balance between outstanding options and SARs. SARs permit the holder to receive an amount (in cash, shares, or a combination of cash and shares, as determined by the Board of Directors at the time of grant) equal to the number of SARs exercised multiplied by the excess of the fair market value of the shares on the exercise date over the exercise price of the related options.

Under the terms of the Award Plan, the Board of Directors or the Committee may also grant stock awards which may, at the discretion of the Board of Directors or Committee, be subject to forfeiture under certain conditions. Recipients of stock awards will realize ordinary income at the time of the lapse of any forfeiture provisions equal to the fair market value of the shares less any amount paid in connection with the issuance (the Board of Directors or the Committee can require the payment of par value at the time of the grant). The appropriate corporation will realize a corresponding compensation deduction. The holder will have a basis in the shares acquired equal to any amount paid on exercise plus the amount of any ordinary income recognized by the holder. On sale of the shares, the holder will have a capital gain or loss equal to the sale proceeds minus his or her basis in the shares.

  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of March 29, 2002 the name and address of any person who is known by us to be the beneficial owner of more than 5% of any class of our voting securities.

Security Ownership of Certain Beneficial Owners
-----------------------------------------------
Title                                                               Percent
of         Name and Address of            Amount and Nature of      of
Class      Beneficial Owner               Beneficial Ownership (1)  Class
-----      ---------------------------    ------------------------  -------
Common     Paul Lew                                  1,347,110       13.18
           6875 Speedway Blvd, #U106
           Las Vegas, NV 89115

Common     Richard A. Steinke             (2)        1,161,000       11.09
           705 Yucca Street
           Boulder City, NV 89005

Common     William Watkins                (3)          675,000        6.45
           8100 East Camelback Rd. #42
           Scottsdale, AZ  85251

Common     Peter E. Fooshe III            (4)          552,875        5.28
           1020 Degree of Honor Bldg
           325 Cedar Street
           St. Paul, MN  55101

The following table sets forth as of March 29, 2002, the name and position of each of our officers and directors, and the amount of any class of our voting securities known by us to be beneficially own by each.

Securities Ownership of Management
---------------------------------
Title                                                               Percent
of         Name and Position of           Amount and Nature of      of
Class      Officer and/or Director        Beneficial Ownership (1)  Class
-----      ---------------------------    ------------------------  -------
Common     Richard A. Steinke, Chairman   (2)        1,161,000       11.09
Common     William Watkins, Director
            C.E.O. and President          (3)          675,000        6.45
Common     Peter E. Fooshe III, Director  (4)          552,875        5.28
Common     Francis Dosal, Director        (5)          202,500        1.98
Common     John Thetford, Director                  10,000        0.10
Common     George H. Tissen (6)                         70,000        0.68
                                                     ---------       -----
           Total Beneficial Ownership of
           All Officers and Directors as
           a Group (6 persons)                       2,671,375       24.35
-----------------------------------------            =========       =====

                    [Footnotes continue on next page]

(1) All shares owned directly are owned beneficially and of record and such shareholder has sole voting, investment, and dispositive power, unless otherwise noted.

(2) Includes 560,000 shares held of record by Gemini Funding Services Profit Sharing Trust of which Richard Steinke is a beneficiary, 251,000 shares held of record by Richard Steinke as Trustee of the S103 Irrevocable Trust of which Richard Steinke may be deemed to be a beneficiary, and options to acquire up to 250,000 shares at an exercise price of $1.00 per share expiring June 22, 2004.

(3) Includes 200,000 shares held of record by the Dolores A. Watkins Family Trust, of which Mr. Watkins may be deemed to be a beneficiary, and options to acquire up to 225,000 shares at an exercise price of $0.50 per share expiring March 1, 2004.

(4) Includes 40,000 shares held of record by Paine Webber in IRA accounts for the benefit of Peter E. Fooshe III, and options to acquire up to 250,000 shares at an exercise price of $0.50 per share expiring March 1, 2004.

(5) Includes 50,000 shares held of record by Paine Webber in an IRA for the benefit of Sue Knudson Dosal, the spouse of Francis Dosal and 50,000 shares held of record by Paine Webber in an IRA account for the benefit of Francis Dosal.

(6) Held of record by George H. and Ellen Tissen, joint tenants with rights of survivorship.


             ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth below is provided based on what we believe may be material to our shareholders in light of all the circumstances of the particular case. The significance of the transactions disclosed may be evaluated by each shareholder after taking into account the relationship of the parties to the transactions and the amounts involved in the transactions.

Effective December 31, 2000, pursuant to the Agreement and Plan of Reorganization between The Polymeric Corporation and ShuangYang, we effected a 5-for-1 reverse split of our then 22,184,300 issued and outstanding shares of common stock leaving 4,436,985 post-split shares. Concurrent with the reverse split, we canceled 3,548,870 post-split shares and issued 6,601,690 post-split shares to the shareholders of The Polymeric Corporation, leaving 7,489,805 shares of common stock issued and outstanding. The canceled shares had been previously acquired by The Polymeric Corporation from the former principal shareholders of ShuangYang (US) Enterprises, Inc., for $200,000 cash, $100,000 of which had been paid by The Polymeric Corporation prior to December 31, 2000, with the remaining $100,000 paid in January 2001. The $100,000 outstanding at December 31, 2000 was reflected in our financial statements as an accounts payable, related parties.

The following transactions detail transactions or share issuances to related parties in The Polymeric Corporation for the period from inception to December 31, 2000.

In connection with its inception, The Polymeric Corporation issued 2,502,000 shares of its common stock to its founders of which 1,251,000 shares were issued to Richard A. Steinke for $1,251 cash and 1,251,000 shares were issued to Paul Lew for services valued at $1,251.

The Polymeric Corporation issued 280,000 shares of its common stock for cash at $1.00 per share to two of its current board of directors. Of these shares, Frank Dosal purchased 200,000 shares and Peter E. Fooshe III purchased 80,000 shares. These shares were purchased on the same terms as other shares sold to unrelated accredited investors during the same period.

The Polymeric Corporation issued 245,500 shares of its common stock for services valued at $1.00 per share or $245,500. Of these shares, 157,500 shares were issued to two current members of our board of directors, Peter Fooshe III (155,000 shares) and Francis Dosal (2,500 shares).

The Polymeric Corporation issued 813,928 shares of its common stock in exchange for 81% of the outstanding shares of Lew Composites. Of the 813,928 shares issued in the exchange, a total of 555,560 shares were issued to Paul Lew, a current member of our board of directors and the president of LewCom.

The Polymeric Corporation assumed an agreement as part of its acquisition of a majority interest in LewCom whereby LewCom repurchased certain of its outstanding shares from one of its original shareholders for a total of $90,000, payable in monthly installments of $2,500. The amount due the former LewCom shareholder at December 31, 2001 and December 31, 2000 was $42,500 and $72,500, respectively, and was reflected in our financial statements as an accounts payable to a related party.

The following transactions detail transactions or share issuances to related parties in Lew from January 1, 2001 to December 31, 2001.

On February 19, 2001, we issued Peter E. Fooshe III, one of our directors, 14,250 shares of our restricted common stock in exchange for his services in connection with developing our strategic business plan. The shares of common stock have been valued at $1.00 per share or a total value of $14,250.

On March 1, 2001, we granted to Peter E. Fooshe, III, one of our directors, and William K. Watkins, our current C.E.O., president and a director, each options for the purchase of up to 250,000 shares of our common stock at an exercise price of $0.50 per share exercisable for a period of three years.

On June 22, 2001, we granted to Richard Steinke, our then C.E.O. and president, and the current Chairman of the Board, options for the purchase of up to 250,000 shares of our common stock at an exercise price of $1.00 per share, exercisable for a period of three years. In addition, we issued Mr. Steinke 80,000 shares of our restricted common stock valued at $1.00 per share in lieu of cash compensation for all unpaid compensation for services through June 30, 2001.

In May 2001, we hired William K. Watkins to serve as Vice President of Marketing and Sales. Mr. Watkins was paid compensation $5,000 per month covering the period from May 15, 2001 through June 30, 2001. Beginning July 2001, William K. Watkins compensation was increased to $12,500 per month for the twelve months ending June 30, 2002. Mr. Watkins agreed to receive 150,000 shares of our restricted common stock valued at $1.00 per share as his annual salary in lieu of monthly cash payments of $12,500 per month.

                  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                                         Page
-----------------                                                         ----
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                        27
Consolidated Balance Sheet as of December 31, 2001                        28
Consolidated Statements of Operations for the year ended December
 31, 2001 and from inception on February 17, 2000 through December
 31, 2000                                                                 30
Consolidated Statement of Stockholders' Equity for the period from
 inception on February 17, 2000 through December 31, 2001                 31
Consolidated Statements of Cash Flows for the year ended December
 31, 2001 and from inception on February 17, 2000 through December
 31, 2000                                                                 33
Notes to Consolidated Financial Statements                                35

 (a)(2)FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report:

     None.

 (a)(3)EXHIBITS.  The following exhibits are included as part of this report:
(c) Exhibits.  The following exhibits are included as part of this report:

            SEC
Exhibit     Reference
Number      Number      Title of Document                         Location
-----------------------------------------------------------------------------
 2.01     2         Agreement and Plan of
                      Reorganization              Incorporated by Reference *
 3.01     3         Articles of Incorporation
                      and amendments thereto      Incorporated by Reference *
 3.02     3         Bylaws                        Incorporated by Reference *

 4.01     4         Specimen Stock Certificate    Incorporated by Reference *
 4.02     4         2001 Stock Option and
                     Award Plan                   Incorporated by Reference *

* Registration Statement on Form 10-SB, filed with the Commission on November 14, 2001, and Form 10-SB/A, filed with the Commission on January 23, 2002.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                        LEW CORPORATION

Date:  April 10, 2002                   By:/S/ William K. Watkins, Chief
                                        Executive Officer and Principal
                                        Accounting Officer

Date: April 10, 2002                    By /S/ Richard A. Steinke, Director


Date: April 10, 2002                    By /S/ George Tissen, Director


Date: April 10, 2002                    By /S/ John Thetford, Director

INDEPENDENT AUDITORS' REPORT


Board of Directors
Lew Corporation and Subsidiaries
(Formerly The Polymeric Corporation and Subsidiaries)
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of Lew Corporation and Subsidiaries (Formerly The Polymeric Corporation and Subsidiaries) as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2001 and from inception on February 17, 2000 through December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lew Corporation and Subsidiaries (Formerly The Polymeric Corporation and Subsidiaries) as of December 31, 2001, and the consolidated results of their operations and their cash flows for the year ended December 31, 2001, and from inception on February 17, 2000 through December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 7 to the consolidated financial statements, the Company has incurred significant losses which have resulted in an accumulated deficit, raising substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
March 20, 2002

LEW CORPORATION AND SUBSIDIARIES
(Formerly The Polymeric Corporation and Subsidiaries)
Consolidated Balance Sheet


ASSETS

                                                     December 31,
                                                         2001
                                                     ------------
CURRENT ASSETS

 Cash and cash equivalents (Note 1)                  $     50,949
 Accounts receivable, net (Note 1)                         48,988
 Inventory (Note 1)                                       266,314
                                                     ------------
   Total Current Assets                                   366,251
                                                     ------------
PROPERTY AND EQUIPMENT (Note 1)

 Manufacturing equipment and machinery                  1,198,525
 Office furniture and equipment                            42,140
 Molds                                                    126,268
 Software                                                  17,925
 Automobiles                                               74,794
 Leasehold improvements                                    35,339
 Less - accumulated depreciation                         (421,385)
                                                     ------------
   Total Property and Equipment                         1,073,606
                                                     ------------
OTHER ASSETS

 Goodwill, net (Note 1)                                   781,208
 Patents, net (Note 1)                                     51,385
 Other assets                                               1,775
                                                     ------------
   Total Other Assets                                     834,368
                                                     ------------
TOTAL ASSETS                                         $  2,274,225
                                                     ============







The accompanying notes are an integral part of these consolidated financial statements.

LEW CORPORATION AND SUBSIDIARIES
(Formerly The Polymeric Corporation and Subsidiaries)
Consolidated Balance Sheet (Continued)


LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     December 31,
                                                         2001
                                                     ------------
CURRENT LIABILITIES

 Accounts payable                                    $    139,001
 Accounts payable - related party (Note 3)                 25,000
 Accrued expenses                                          74,255
 Accrued interest                                           4,343
 Notes payable, current portion (Note 4)                   86,427
 Capital lease obligations, current portion (Note 5)      105,367
 Stock subscription deposit (Note 6)                       59,500
                                                     ------------
   Total Current Liabilities                              493,893
                                                     ------------
LONG-TERM DEBT

 Notes payable (Note 4)                                    42,037
 Capital lease obligations (Note 5)                       231,529
                                                     ------------
   Total Long-Term Debt                                   273,566
                                                     ------------
   Total Liabilities                                      767,459
                                                     ------------
COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY

 Preferred stock; 5,000,000 shares authorized of
 $0.001 par value; no shares issued or outstanding
 Common stock: 100,000,000 shares authorized of
  $0.001 par value, 10,129,648 shares issued
  and outstanding                                         10,130
 Additional paid-in capital                            5,630,406
 Stock subscriptions receivable (Note 2)                 (50,000)
 Prepaid expenses (Note 3)                               (93,000)
 Accumulated deficit                                  (3,990,770)
                                                     ------------
   Total Stockholders' Equity                           1,506,766
                                                     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $  2,274,225
                                                     ============




The accompanying notes are an integral part of these consolidated financial statements.

LEW CORPORATION AND SUBSIDIARIES
(Formerly The Polymeric Corporation and Subsidiaries)
Consolidated Statements of Operations

                                                                    From
                                                                Inception on
                                                    For the     February 17,
                                                   Year ended   2000 Through
                                                  December 31,  December 31,
                                                     2001          2000
                                                  ------------  ------------
NET SALES                                         $    470,251  $     98,096

COST OF SALES                                          454,240        81,997
                                                  ------------  ------------
GROSS MARGIN                                            16,011        16,099
                                                  ------------  ------------
EXPENSES

 Salaries and wages                                    580,526       146,395
 Depreciation and amortization                         287,914        32,625
 Research and development                              482,409             -
 Impairment of assets                                  608,369             -
 Selling, general and administrative                 1,078,896       680,320
                                                  ------------  ------------
   Total Expenses                                    3,038,114       859,340
                                                  ------------  ------------
LOSS BEFORE OTHER INCOME (EXPENSE)                  (3,022,103)     (843,241)
                                                  ------------  ------------
OTHER INCOME (EXPENSE)

 Loss on sale of equipment                             (66,173)            -
 Other income                                                -         6,250
 Interest income                                           318         3,751
 Interest expense                                      (59,978)       (9,594)
                                                  ------------  ------------
   Total Other Income (Expense)                       (125,833)          407
                                                  ------------  ------------
NET LOSS                                          $ (3,147,936) $   (842,834)
                                                  ============  ============
BASIC LOSS PER SHARE                              $      (0.36) $      (0.21)
                                                  ============  ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING        8,661,344     4,014,612
                                                  ============  ============






The accompanying notes are an integral part of these consolidated financial statements.

LEW CORPORATION AND SUBSIDIARIES
(Formerly The Polymeric Corporation and Subsidiaries)
Consolidated Statements of Stockholders' Equity


                                                            Additional      Stock
                                       Common Stock           Paid-in    Subscription    Prepaid    Accumulated
                                   Shares        Amount       Capital     Receivable     Expenses     Deficit
                                 ----------   ----------    ----------   ------------    --------   ----------
Balance, February 17, 2000
 (Inception)                              -   $        -     $       -   $          -    $      -   $         -

Common stock issued to related
 parties for cash at $0.001
 share                            1,251,000        1,251             -              -           -             -

Common stock issued to related
 parties for services at
 $0.001 per share                 1,251,000        1,251             -              -           -             -

Common stock issued for cash at
 $0.10 per share                    950,000          950        94,050              -           -             -

Common stock issued for services
 at $0.10 per share                 260,000          260        25,740              -           -             -

Common stock issued for cash at
 $0.50 per share                    550,000          550       274,450              -           -             -

Common stock issued to related
 parties for cash at $1.00
 per share                          280,000          280       279,720              -           -             -

Common stock issued for cash at
 $1.00 per share                    990,262          990       989,272              -           -             -

Common stock issued to related
 parties for services at $1.00
 per share                          157,500          158       157,342              -           -             -

Common stock issued for services
 at $1.00 per share                  88,000           88        87,912              -           -             -

Common stock issued to acquire
 81% of Lew Composites, Inc.        813,928          814       813,114              -           -             -

Common stock issued for cash
 at $1.00 per share                  10,000           10         9,990        (10,000)          -             -

Recapitalization                    888,115          888        11,612              -     (12,500)            -

Net loss for the year ended
 December 31, 2000                        -            -             -              -           -      (842,834)
                                 ----------   ----------   -----------   ------------   ---------   -----------
Balance, December 31, 2000        7,489,805   $    7,490   $ 2,743,202   $    (10,000)  $ (12,500)  $  (842,834)
                                 ----------   ----------   -----------   -------------  ----------  -----------



The accompanying notes are an integral part of these consolidated financial statements.

LEW CORPORATION AND SUBSIDIARIES
(Formerly The Polymeric Corporation and Subsidiaries)
Consolidated Statements of Stockholders' Equity (Continued)


                                                            Additional       Stock
                                       Common Stock           Paid-in     Subscription    Prepaid    Accumulated
                                   Shares        Amount       Capital      Receivable     Expenses     Deficit
                                 ----------   ----------    ----------   -------------    --------   ----------
Balance, December 31, 2000        7,489,805   $    7,490   $ 2,743,202   $    (10,000)   $(12,500)  $  (842,834)

Receipt of cash on subscription
 receivable                               -            -             -         10,000           -             -

Common stock issued for cash at
 $1.00 per share                  2,217,253        2,217     2,215,037              -           -             -

Common stock issued for services
 at $1.00 per share                 104,550          105       104,445              -           -             -

Common stock issued for note at
 receivable at $1.00 per share       50,000           50        49,950        (50,000)          -             -

Common stock issued for prepaid
 services at $1.00 per share        170,000          170       169,830              -    (170,000)            -

Realization of prepaid services           -            -             -              -      89,500             -

Common stock issued for minority
 interest in subsidiary at
 $1.00 per share                     98,040           98        97,942              -           -             -

Additional expense realized on
 stock options granted below
 market value                             -            -       250,000              -           -             -

Net loss for the year ended
 December 31, 2001                        -            -             -              -           -    (3,147,936)
                                 ----------   ----------   -----------   ------------   ---------   -----------
Balance, December 31, 2001       10,129,648   $   10,130   $ 5,630,406   $    (50,000)  $ (93,000)  $(3,990,770)
                                 ==========   ==========   ===========   ============   =========   ===========






The accompanying notes are an integral part of these consolidated financial statements.

LEW CORPORATION AND SUBSIDIARIES
(Formerly The Polymeric Corporation and Subsidiaries)
Consolidated Statements of Cash Flows

                                                                    From
                                                                Inception on
                                                    For the     February 17,
                                                   Year ended   2000 Through
                                                  December 31,  December 31,
                                                     2001          2000
                                                  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                          $ (3,147,936) $   (842,834)
Adjustments to reconcile net loss to net cash
 (used) by operating activities:
 Depreciation and amortization                         287,914        32,625
 Loss on sale of asset                                  66,173             -
 Loss on impairment of asset                           608,369             -
 Additional expense on options granted                 250,000             -
 Common stock issued for services                      104,550       272,751
Changes in assets and liabilities:
 (Increase) decrease in accounts receivable and
  accounts receivable - related                         (1,616)      (47,371)
 (Increase) decrease in inventory                      (45,876)      (94,714)
 (Increase) decrease in other assets                    95,525         6,688
 Increase (decrease) in accounts payable and
  accrued expenses                                      18,123       245,076
                                                  ------------  ------------
   Net Cash (Used) by Operating Activities          (1,764,774)     (427,779)
                                                  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES

 Cash received on sale of equipment                     35,000             -
 Cash acquired in acquisition of Lew Composites              -        43,515
 Purchase of Shuangyang (U.S.) Enterprises            (100,000)     (100,000)
 Purchase of assets and corresponding liabilities
  of Advanced Cutting and Machining                          -      (250,000)
 Cash paid for investment                              (15,000)            -
 Purchase of equipment                                (386,409)     (718,695)
 Patent costs                                          (24,020)      (27,365)
                                                  ------------  ------------
   Net Cash (Used) by Investing Activities            (490,429)   (1,052,545)
                                                  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES

 Cash received on notes payable - related party         25,000             -
 Cash received on stock subscription deposit            59,500        37,002
 Payments made on notes payable and leases payable    (180,163)      (23,630)
 Common stock issued for cash                        2,217,254     1,641,513
 Receipt of cash on subscription receivable             10,000             -
                                                  ------------  ------------
   Net Cash Provided by Financing Activities      $  2,131,591  $  1,654,885
                                                  ------------  ------------

LEW CORPORATION AND SUBSIDIARIES
(Formerly The Polymeric Corporation and Subsidiaries)
Consolidated Statements of Cash Flows

                                                                    From
                                                                Inception on
                                                    For the     February 17,
                                                   Year ended   2000 Through
                                                  December 31,  December 31,
                                                     2001          2000
                                                  ------------  ------------
NET INCREASE (DECREASE) IN CASH                   $   (123,612) $    174,561

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR         174,561             -
                                                  ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR          $     50,949  $    174,561
                                                  ============  ============


SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

CASH PAID FOR:
 Interest                                         $     18,751  $      5,258
 Income taxes                                     $          -  $          -

 Purchase of assets and corresponding liabilities of Advanced Cutting and Machining:

          Assets acquired                                       $    483,517
          Liabilities assumed                                       (459,464)
          Additional allocation to assets acquired                   225,947
                                                                ------------
          Cash used for purchase                                $    250,000
                                                                ============

NON-CASH FINANCING ACTIVITIES

 Common stock issued for services rendered        $    104,550  $    272,751
 Common stock issued for acquisition of
  Lew Composites                                  $     98,040  $    813,928
 Common stock issued for subscription receivable  $     50,000  $     10,000
 Common stock issued for prepaid expenses         $    170,000  $          -





The accompanying notes are an integral part of these consolidated financial statements.

LEW CORPORATION AND SUBSIDIARIES
(Formerly The Polymeric Corporation and Subsidiaries)
Notes to the Consolidated Financial Statements
December 31, 2001 and 2000

NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Organization

The consolidated financial statements presented are those of Lew Corporation (formerly The Polymeric Corporation) (Lew Corporation), its wholly-owned subsidiary, Polymeric Industries, Inc. (Polymeric) and its majority-owned subsidiary, Lew Composites, Inc. (Lew Composites). Collectively, they are referred to herein as The Company.

Lew Corporation was originally incorporated under the laws of the State of Nevada on December 4, 1985 under the name Columbia Capital Corporation. In 1988, Lew Corporation filed amended Articles of Incorporation changing its name to Service Holding Corporation. The name was then changed in 1999 to Shuangyang (U.S.) Enterprises, Inc. Effective December 31, 2000, Lew Corporation issued 6,601,690 shares of its common stock in exchange for all the issued and outstanding shares of Polymeric.

At the time of the acquisition of Polymeric, Lew Corporation was essentially inactive, with no operations and minimal assets. Additionally, the exchange of Lew Corporation's common stock for the common stock of Polymeric resulted in the former stockholders of Polymeric obtaining control of Lew Corporation. Accordingly, Lew Corporation was the continuing entity for legal purposes, Polymeric became the continuing entity for accounting purposes, and the transaction was accounted for as a recapitalization of Polymeric with no adjustment to the basis of Polymeric's assets acquired or liabilities assumed.

Polymeric was incorporated in the State of Nevada on February 17, 2000. Polymeric was incorporated with the business intent of developing a polymer bicycle rim constructed of unidirectional fiberglass coated with polyurethane which provides various inherent strengthening effects. Polymeric intends to retain ownership of its equipment which provides bicycle rims and use it as a cornerstone of a manufacturing operation producing small quantities of rims for companies marketing custom rims and assemblies in the United States. The equipment will also be used in research and development and testing production processes for various other types of materials and products.

On October 23, 2000, Lew Corporation entered into a Stock Exchange Agreement whereby Lew Corporation issued 813,928 shares of its common stock valued at $1.00 per share in exchange for approximately 81% of the outstanding shares of Lew Composites. Of the 813,928 shares issued in the exchange, a total of 555,560 shares were issued to an individual who is a director of the Company and an officer of Lew Composites. The acquisition was accounted for as a purchase resulting in goodwill of $762,278. Lew Composites was originally incorporated on March 16, 1999 for the purpose of researching, creating and marketing numerous graphite and composite products within many commercial and industrial markets worldwide. Lew Corporation currently holds patents, licenses and applicable technologies in the graphite and composites industries.

LEW CORPORATION AND SUBSIDIARIES
(Formerly The Polymeric Corporation and Subsidiaries)
Notes to the Consolidated Financial Statements
December 31, 2001 and 2000

NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

a.  Organization (Continued)

In October 2001, Lew Corporation purchased the remaining 19% of Lew Composites. Lew Corporation issued 98,040 shares of its common stock valued at $1.00 per share in exchange for 98,040 shares of Lew Composites common stock. The remaining 98,040 shares of Lew Composites stock were purchased for $15,000 in cash. An additional $113,040 of goodwill was recorded as a result of these transactions.

In November, 2000, Lew Composites entered into an Asset Purchase Agreement to purchase certain assets and corresponding liabilities from Wardell Technologies, Inc. (Wardell) dba, Advanced Cutting and Machining for $250,000. The purchase resulted in an excess of purchase price over net costs of assets of $225,947, which was allocated to the acquired fixed assets.

b. Accounting Method

The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

c.  Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

d.  Basic and Diluted Loss Per Share
                                                                    From
                                                                Inception on
                                                    For the     February 17,
                                                   Year ended   2000 Through
                                                  December 31,  December 31,
                                                     2001          2000
                                                  ------------  ------------
 Loss (numerator)                                 $ (3,147,936) $   (842,834)

 Shares (denominator)                                8,661,344     4,014,612
                                                  ------------  ------------
 Per share amount                                 $      (0.36) $      (0.21)
                                                  ============  ============

The basic and diluted loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements. Potential shares that could be issued from the exercise of warrants and options (1,125,000 and -0- options at December 31, 2001 and 2000, respectively and 40,000 and 40,000 warrants outstanding at December 31, 2001 and 2000, respectively) are not included in the computation of the diluted loss per share because they would have an antidilutive effect on the net loss per common share. As a result, basic and diluted loss per share amounts are the same for the periods ended December 31, 2001 and 2000.

LEW CORPORATION AND SUBSIDIARIES
(Formerly The Polymeric Corporation and Subsidiaries)
Notes to the Consolidated Financial Statements
December 31, 2001 and 2000

NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

e.  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

f.  Provision for Taxes

At December 31, 2001, the Company had an accumulated deficit of $3,990,770 which includes net operating loss carryforwards that may be offset against future taxable income through 2021. No tax benefit has been reported in the consolidated financial statements as the Company believes there is a 50% or greater chance the net operating loss carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

The income tax benefit differs from the amount computed at the federal statutory rates of approximately 38% as follows:
                                                                    From
                                                                Inception on
                                                    For the     February 17,
                                                   Year ended   2000 Through
                                                  December 31,  December 31,
                                                     2001          2000
                                                  ------------  ------------
 Income tax benefit at statutory rate             $    925,317  $    320,000
 Change in valuation allowance                        (925,317) $   (320,000)
                                                  ------------  ------------
                                                  $          -  $          -
                                                  ============  ============
 Deferred tax assets (liabilities) are
  comprised of the following:
                                                                    From
                                                                Inception on
                                                    For the     February 17,
                                                   Year ended   2000 Through
                                                  December 31,  December 31,
                                                     2001          2000
                                                  ------------  ------------
 Income tax benefit at statutory rate             $  1,245,317  $    320,000
 Change in valuation allowance                      (1,245,317) $   (320,000)
                                                  ------------  ------------
                                                  $          -  $          -
                                                  ============  ============

LEW CORPORATION AND SUBSIDIARIES
(Formerly The Polymeric Corporation and Subsidiaries)
Notes to the Consolidated Financial Statements
December 31, 2001 and 2000

NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

f.  Provision for Taxes (Continued)

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

g.  Inventory

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market. The inventory consists of raw materials and finished goods produced in the Company's plant and products purchased for resale.

h.  Property and Equipment

Property and equipment are stated at cost. Expenditures for small tools, ordinary maintenance and repairs are charged to operations as incurred. Major additions and improvements are capitalized. Depreciation is computed using the straight-line method over estimated useful lives as follows:

 Manufacturing equipment and machinery      5 to 7 years
 Office furniture and equipment             3 to 5 years
 Molds                                      3 years
 Automobiles                                5 years
 Leasehold improvements                     7 years
 Software                                   3 years

Depreciation expense for the periods ended December 31, 2001 and 2000 was $209,804 and $16,625, respectively.

i. Revenue Recognition

Revenue is recognized upon shipment of goods to the customer.

j.  Goodwill

Goodwill was originally recorded which consisted of the excess of the purchase price over the fair value of net tangible assets of the purchased subsidiary, Lew Composites, Inc. Goodwill is being amortized on the straight-line method over a 7 year period.

The Company periodically reviews goodwill for impairment by comparing undiscounted projected income over the remaining amortization period to the unamortized balance of goodwill and technology.

Amortization expense on the goodwill for the periods ended December 31, 2001 and 2000 was $78,110 and $16,000, respectively.

LEW CORPORATION AND SUBSIDIARIES
(Formerly The Polymeric Corporation and Subsidiaries)
Notes to the Consolidated Financial Statements
December 31, 2001 and 2000

NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

f.  Goodwill (Continued)

A summary of goodwill at December 31, 2001 is as follows:

Original goodwill recorded pursuant to acquisition
 of Lew Composites, Inc.                                 $    762,278

Goodwill recorded pursuant to purchase of minority
 interest in Lew Corporation                                  113,040

Less: accumulated amortization                                (94,110)
                                                         ------------
Net goodwill                                             $    781,208
                                                         ============

k.  Patents

Patents have been capitalized at December 31, 2001, resulting from costs incurred by the Company to obtain patents on its products. Amortization of the patents will begin on the date the patents are granted.

l.  Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense for the periods ended December 31, 2001 and 2000 was $27,240 and $4,733, respectively.

m.  Accounts Receivable

Accounts receivable are shown net of the allowance for doubtful accounts of $5,000 as of December 31, 2001.

n.  Long Lived Assets

All long lived assets are evaluated yearly for impairment per SFAS 121. Any impairment in value is recognized as an expense in the period when the impairment occurs. fiscal years ending after December 15, 2000. The adoption of this principle had no material effect on the Company's consolidated financial statements.

LEW CORPORATION AND SUBSIDIARIES
(Formerly The Polymeric Corporation and Subsidiaries)
Notes to the Consolidated Financial Statements
December 31, 2001 and 2000

NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

o.  Changes in Accounting Principle

The Company has adopted the provisions of FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125.)" This statement provides accounting and reporting standard for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, the transfer of financial assets, the Company recognized the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this principle had no material effect on the Company's consolidated financial statements.

The Company has adopted the provisions of FIN 44 "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25.)" This interpretation is effective July 1, 2000. FIN 44 clarifies the application of Opinion No. 25 for only certain issues. It does not address any issues related to the application of the fair value method in Statement No. 123. Among other issues, FIN 44 clarifies the definition of employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and accounting for an exchange of stock compensation awards in a business combination. The adoption of this principle had no material effect on the Company's consolidated financial statements.

SFAS No.'s 141 and 142 -- In June 2001, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective as to any business combination occurring after June 30, 2001 and certain transition provisions that affect accounting for business combinations prior to June 30, 2001 are effective as of the date that SFAS No. 142 is applied in its entirety, which will be January 1, 2002 for the Company. SFAS No. 142 is effective, generally, in fiscal years beginning after December 15, 2001, which will be the fiscal year ending December 31, 2002 for the Company.

LEW CORPORATION AND SUBSIDIARIES
(Formerly The Polymeric Corporation and Subsidiaries)
Notes to the Consolidated Financial Statements
December 31, 2001 and 2000

NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

o.  Changes in Accounting Principle (Continued)

SFAS No. 141 provides standards for accounting for business combinations. Among other things, it requires that only the purchase method of accounting be used and that certain intangible assets acquired in a business combination (i.e. those that result from contractual or other legal rights or are separable) be recorded as an asset apart from goodwill. The transition provisions require that an assessment be made of previous business combinations and, if appropriate, reclassifications be made to or from goodwill to adjust the recording of intangible assets such that the criteria for recording intangible assets apart from goodwill is applied to the previous business combinations.

SFAS No. 142 provides, among other things, that goodwill and intangible assets with indeterminate lives shall not be amortized. Goodwill shall be assigned to a reporting unit and annually assessed for impairment. Intangible assets with determinate lives shall be amortized over their estimated useful lives, with the useful lives reassessed continuously, and shall be assessed for impairment under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Goodwill is also assessed for impairment on an interim basis when events and circumstances warrant. Upon adoption of SFAS No. 142, the Company will assess whether an impairment loss should be recognized and measured by comparing the fair value of the "reporting unit" to the carrying value, including goodwill. If the carrying value exceeds fair value, then the Company will compare the implied fair value of the goodwill" (as defined in SFAS No. 142) to the carrying amount of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value, then the goodwill will be adjusted to the implied fair value.

While the Company has not completed the process of determining the effect of these new accounting pronouncements on its consolidated financial statements, the Company currently expects that there will be no reclassification in connection with the transition provisions of SFAS No. 141 based on clarifications of the transition provisions issued by the FASB in October 2001. Accordingly, the Company expects that, after implementation of SFAS No. 142, all intangible assets will be amortizable and the goodwill will not be amortizable.

SFAS No. 143 -- On August 16, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset.

LEW CORPORATION AND SUBSIDIARIES
(Formerly The Polymeric Corporation and Subsidiaries)
Notes to the Consolidated Financial Statements
December 31, 2001 and 2000

NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

o.  Changes in Accounting Principle (Continued)

Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 143 on the Company's consolidated financial statements, when it becomes effective, will not be significant.

SFAS No. 144   On October 3, 2001, the Financial Accounting Standards Board
issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. SFAS 144 supercedes SFAS Statement No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business."

SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates the requirement of APB 30 that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred.

Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.

While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 144 on the Company's consolidated financial statements, when it becomes effective, will not be significant.

LEW CORPORATION AND SUBSIDIARIES
(Formerly The Polymeric Corporation and Subsidiaries)
Notes to the Consolidated Financial Statements
December 31, 2001 and 2000

NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

p.  Principles of Consolidation

The consolidated financial statements include those of Lew Corporation (Lew Corporation), its wholly-owned subsidiaries, Polymeric Industries, Inc. (Polymeric) and Lew Composites, Inc. (Lew Composites). All significant intercompany accounts and transactions have been eliminated.

q.  Concentrations of Risk

Credit losses, if any, have been provided for in the consolidated financial statements and are based on management's expectations. The Company's accounts receivable are subject to potential concentrations of credit risk. The Company does not believe that it is subject to any unusual, or significant risks in the normal course of its business.

r.  Stock Options and Warrants

As permitted by FASB Statement 123 "Accounting for Stock Based Compensation" (SFAS No. 123), the Company elected to measure and record compensation cost relative to stock options and warrants granted to employees when the option or warrant price is less than the market price of the underlying common stock on the date of the grant.

The Company measures the fair value of each stock option at the grant date by using the Black-Scholes option pricing model based upon the following assumptions:

                                           2001
                                        ----------
          Risk-free interest rate          6.75%
          Expected life                   3 years
          Expected volatility              0.01
          Dividend yield                   0.00

The Company recognized $250,000 of expense associated with the issuance of stock options to employees during the current year.

NOTE 2 - STOCK SUBSCRIPTIONS RECEIVABLE

During the year ended December 31, 2001, the Company issued 50,000 shares of the common stock to an unrelated individual in exchange for $50,000 note receivable. Accordingly, stock subscriptions receivable at December 31, 2001 totaled $50,000 which is being shown as a reduction in stockholders' equity.

LEW CORPORATION AND SUBSIDIARIES
(Formerly The Polymeric Corporation and Subsidiaries)
Notes to the Consolidated Financial Statements
December 31, 2001 and 2000

NOTE 3 -RELATED PARTY TRANSACTIONS

On February 19, 2001, the Company issued 14,250 shares of common stock at $1.00 per share to a director of the Company in exchange for services rendered in connection with developing the Company's strategic business plan.


During May 2001, the Company issued 150,000 shares of common stock at $1.00 per share to an officer of the Company as prepaid salary from July 1, 2001 through June 30, 2002. The Company has expensed $75,000 of this prepaid salary for the period ended December 31, 2001. Further, the Company issued 20,000 shares of common stock valued at $1.00 per share to an attorney, as consideration for prepaid legal services. The Company has expensed $2,000 of these prepaid legal fees for the period ended December 31, 2001. At December 31, 2001, the Company had $93,000 in prepaid expenses, resulting from stock issuances.

During the year ended December 31, 2001, the Company borrowed $25,000 from a related party. This account is due on demand and bears no specific payment terms. Accounts payable due to related parties at December 31, 2001 totaled $25,000.

NOTE 4 -NOTES PAYABLE

Notes payable at December 31, 2001 consisted of the following:

 Note payable (credit line) to a bank, interest at
  prime +4%, secured by assets of the Company                  $   52,260

Note payable to a bank, interest at 7.5% per annum,
 payable in monthly installments of $1,999, secured by
 assets of the Company, matures in December 2003                   46,402

Note payable to a bank, interest at 11.37% per annum,
 credit limit of $25,000, payable in monthly installments
 of $453, secured by assets of the Company.                        14,947

Note payable to a bank, interest at 11.50% per annum,
 payable in monthly installments of $690, secured by
 assets of the Company, matures in November 2003                   14,855
                                                               ----------
      Total notes payable                                         128,464

      Less: current portion                                        86,427
                                                               ----------
      Long-Term Notes Payable                                  $   42,037
                                                               ==========

LEW CORPORATION AND SUBSIDIARIES
(Formerly The Polymeric Corporation and Subsidiaries)
Notes to the Consolidated Financial Statements
December 31, 2001 and 2000

NOTE 4 - NOTES PAYABLE (Continued)

The aggregate principal maturities of notes payable are as follows:

  Year Ending
  December 31,
  ------------
     2002                                                      $   86,427
     2003                                                          33,515
     2004                                                           3,911
     2005                                                           4,435
     2006                                                             176
     2007 and thereafter                                                -
                                                               ----------
 Total                                                         $  128,464
                                                               ==========
NOTE 5 -CAPITAL LEASES

The Company leases certain equipment with lease terms through October 2005. Obligations under these capital leases have been recorded in the accompanying consolidated financial statements at the present value of future minimum lease payments.

Obligations under capital leases at December 31, 2001 consisted of the following:
                                                              December 31,
                                                                  2001
                                                               ----------
 Total                                                         $  336,896
 Less: current portion                                           (105,367)
                                                               ----------
 Long-term portion                                             $  231,529
                                                               ==========

The future minimum lease payments under these capital leases and the net present value of the future minimum least payments are as follows:

  Year Ending
  December 31,
  ------------
     2002                                                      $  105,367
     2003                                                          89,769
     2004                                                          60,444
     2005                                                          81,317
     2006                                                               -
     2007 and thereafter                                                -
                                                               ----------
 Total future minimum lease payments                              336,897

 Less, amount representing interest                               (18,837)
                                                               ----------
 Present value of future minimum lease payments                $  318,060
                                                               ==========

LEW CORPORATION AND SUBSIDIARIES
(Formerly The Polymeric Corporation and Subsidiaries)
Notes to the Consolidated Financial Statements
December 31, 2001 and 2000

NOTE 6 - STOCK SUBSCRIPTION DEPOSIT

As of December 31, 2001, the Company had received a total of $59,500 for the purchase of 59,500 shares of common stock. The $59,500 is being shown as a stock subscription deposit as of December 31, 2001 until the shares are issued.

NOTE 7 -GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a significant loss for the year ended December 31, 2001 which has resulted in an accumulated deficit of $3,990,770 at December 31, 2001 which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. It is the intent of management to create additional revenue through the continued development and sales of its urethane bicycle rims. Additionally, management is seeking other avenues through which the Company can utilize its urethane-related technology and expertise. Further, management intends to secure additional equity financing to help sustain a cash position sufficient to cover the Company's operating expenses.

LEW CORPORATION AND SUBSIDIARIES
(Formerly The Polymeric Corporation and Subsidiaries)
Notes to the Consolidated Financial Statements
December 31, 2001 and 2000

NOTE 8 - WARRANTS OUTSTANDING

A summary of the status of the Company's warrants as of December 31, 2001 and changes during the year ending December 31, 2001 is presented below:

                                                                  Exercise
                                                    Warrants       Price
                                                  ------------  ------------
Outstanding, December 31, 2000                          40,000  $       5.00
 Granted                                                     -             -
 Expired                                                     -             -
 Exercised                                                   -             -
                                                  ------------  ------------
Outstanding, December 31, 2001                          40,000  $       5.00
                                                  ============  ============
Exerciseable, December 31, 2001                         40,000  $       5.00
                                                  ============  ============
These warrants expire on May 31, 2004.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company has entered into several non-cancelable leases, accounted for as operating leases of certain machinery and equipment used in operations. The minimum future payments required under the operating leases are as follows:

Operating Leases
----------------
  Year Ending
  December 31,
  ------------
     2002                                                      $  165,126
     2003                                                         165,126
     2004                                                         143,075
     2005                                                          98,973
     2006                                                          98,973
     2007 and thereafter                                                -
                                                               ----------
 Total                                                         $  671,273
                                                               ==========
Employment Agreements
---------------------
On April 17, 2001, the Company entered into an employment agreement with the President and CEO of Lew Composites. Compensation for services is at a monthly rate of $10,000. The term of the employment agreement is from April 1, 2001 through March 31, 2004.

LEW CORPORATION AND SUBSIDIARIES
(Formerly The Polymeric Corporation and Subsidiaries)
Notes to the Consolidated Financial Statements
December 31, 2001 and 2000

NOTE 10 - MAJOR CUSTOMERS

Net sales for the periods ended December 31, 2001 and 2000 include sales to the following major customer together with the receivables due from that customer:
                                                                    From
                                                                Inception on
                                                    For the     February 17,
                                                   Year ended   2000 Through
                                                  December 31,  December 31,
                                                     2001          2000
                                                  ------------  ------------
Customer A                                        $     78,784  $     22,134
                                                  ------------  ------------
                                                  $     78,784  $     22,134
                                                  ============  ============

                                                      Accounts Receivable
                                                         Balance as of
                                                         December 31,
                                                     2001          2000
                                                  ------------  ------------
Customer A                                        $     36,813  $     18,710
                                                  ------------  ------------
                                                  $     36,813  $     18,710
                                                  ============  ============

Because of the nature of the Company's business, the major customers may vary between years.

NOTE 11 - COMMON STOCK OPTIONS

During March 2001, the Company granted 500,000 stock options to two officers of the Company. These options were granted with an exercise price of $0.50 per share. These options vest immediately and have a maturity of three years from the grant date. As a result of applying SFAS No. 123, the Company recognized an expense of $250,000 associated with the granting of these options.

On April 17, 2001, the Board of Directors of the Company approved the 2001 Stock Option and Award Plan, under which employees, consultants, officers, directors, and other individuals may be granted stock options. The total number of shares of common stock as to which options may be granted under the plan is 1,000,000. The Company has granted 625,000 options under this plan, as follows:

During April 2001, the Company also granted 50,000 stock options to an officer of the Company. 30,000 of these options vest immediately, an additional 10,000 options vest June 30, 2002, and the remaining 10,000 options vest June 30, 2003. All options have an exercise price of $1.00 per share and a maturity of three years from the respective vesting date.

LEW CORPORATION AND SUBSIDIARIES
(Formerly The Polymeric Corporation and Subsidiaries)
Notes to the Consolidated Financial Statements
December 31, 2001 and 2000

NOTE 11 - COMMON STOCK OPTIONS (Continued)

During June 2001, the Company granted 425,000 stock options to employees, individuals, and consultants that have provided services to the Company, exercisable at $1.00 per share. These options vest immediately and have a maturity of three years from the grant date.

During June 2001, the Company also issued 150,000 stock options to an officer of the Company. The first 50,000 of these options vest immediately with an exercise price of $1.00 per share, an additional 50,000 options vest June 30, 2002 with an exercise price of $2.00 per share, and the remaining 50,000 options vest June 30, 2003 with an exercise price of $3.00 per share. All options have a maturity of three years from the respective vesting date.

A summary of the status of the Company's stock options as of December 31, 2001 and changes during the year ending December 31, 2001 is presented below:

                                                 Weighted        Weighted
                                                  Average         Average
                                  Stock          Exercise       Grant Date
                                 Options           Price        Fair Value
                               -----------     -----------      ----------
Outstanding, December 31, 2000           -     $         -      $        -

     Granted                     1,125,000            0.91            0.22
     Expired                             -               -               -
     Exercised                           -               -               -
                               -----------     -----------      ----------
Outstanding, December 31, 2001   1,125,000     $      0.91      $     0.22
                               ===========     ===========      ==========
Exercisable, December 31, 2001   1,005,000     $      0.75      $     0.25
                               ===========     ===========      ==========

The following summarizes the exercise price per share and expiration date of the Company's outstanding options to purchase common stock at December 31, 2001:

                        Number of Shares   Expiration Date   Exercise Price
                        ----------------   ---------------   --------------
                             500,000          03/01/04       $    0.50
                              30,000          04/17/04            1.00
                             475,000          06/22/04            1.00
                              10,000          03/31/05            1.00
                              50,000          06/22/05            2.00
                              10,000          03/31/06            1.00
                              50,000          06/22/06            3.00
                           ---------
Balance outstanding,
 December 31, 2001         1,125,000
                           =========

LEW CORPORATION AND SUBSIDIARIES
(Formerly The Polymeric Corporation and Subsidiaries)
Notes to the Consolidated Financial Statements
December 31, 2001 and 2000


NOTE 12 - SUBSEQUENT EVENTS

In January, 2002, the Company borrowed $100,000 from an unrelated party. This note bears interest at a rate of 6.5% per annum and is due in full in April, 2002.

During March 2002, the Company authorized and approved a private placement offering memorandum (PPM) for a minimum of 500,000 and a maximum of 2,500,000 shares of common stock at a price of $1.00 per share on a "best efforts" basis. The total offering will terminate on the earlier of the date when the sale of the maximum offering is achieved, 150 days from the date of the PPM, or an earlier date as determined by the Company's Board of Directors. As part of the PPM, the Company has entered into a placement agent agreement (PAA) with NevWest Securities Corporation (NevWest). Under the PAA, NevWest will receive a $10,000 retainer payable upon acceptance of the PAA, ten percent of the gross proceeds from the sale of the shares sold in the PPM, and shares of common stock equal to ten percent of the total number of shares sold in the PPM.

During March 2002, the Company's Chief Financial Officer, who also acted as Secretary and Treasurer, resigned his position with the Company.

During March 2002, the President of LewCom, a wholly-owned subsidiary, was terminated by the Company's board of directors. This individual remains as a member of the board of directors.